Form 10-Q
period 2025-06-30
Mountain Lake Acquisition Corp.
filed 2025-08-08
CIK 2029492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 8, 2025, there were 23,805,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MOUNTAIN LAKE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations For the Three and Six Months Ended June 30, 2025 (Unaudited) and for the period from June 14, 2024 (inception) through June 30, 2024	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) For the Three and Six Months Ended June 30, 2025 (Unaudited) and for the period from June 14, 2024 (inception) through June 30, 2024	3
Condensed Statements of Cash Flows For the Six Months Ended June 30, 2025 (Unaudited) and for the period from June 14, 2024 (inception) through June 30, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash	$1,160,883	$1,383,392
Prepaid expenses	6,410	23,669
Prepaid insurance	92,500	92,500
Total Current Assets	1,259,793	1,499,561

Long-term prepaid insurance	41,526	87,776
Cash and marketable securities held in Trust Account	236,375,099	231,643,853
TOTAL ASSETS	$237,676,418	$233,231,190

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$246,983	$7,401
Accrued offering costs	—	6,750
Due to Sponsor	688	3,183
Total Current Liabilities	247,671	17,334

Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,297,671	8,067,334

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.28 and $10.07 per share as of June 30, 2025 and December 31, 2024, respectively	236,375,099	231,643,853

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; 805,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	81	81
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(6,997,152)	(6,480,797)
Total Shareholders’ Deficit	(6,996,352)	(6,479,997)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$237,676,418	$233,231,190

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025 (Unaudited)	For the Six Months Ended June 30, 2025 (Unaudited)	For the period from June 14, 2024 (inception) through June 30, 2024
Operating and formation costs	$195,572	$516,355	$18,953
Loss from operations	(195,572)	(516,355)	(18,953)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,391,942	4,731,246	—

Net income (loss)	$2,196,370	$4,214,891	$(18,953)

Weighted average shares outstanding, Class A ordinary shares	23,805,000	23,805,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$0.14	$—
Weighted average shares outstanding, Class B ordinary shares(1)	7,187,500	7,187,500	6,562,500
Basic and diluted net income (loss) per share, Class B ordinary shares	0.07	$0.14	$(0.00)

(1)	Excluded up to 984,375 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	805,000	$81	7,187,500	$719	$—	$(6,480,797)	$(6,479,997)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,339,304)	(2,339,304)
Net income	—	—	—	—	—	2,018,521	2,018,521
Balance — March 31, 2025 (unaudited)	805,000	81	7,187,500	719	—	(6,801,580)	(6,800,780)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,391,942)	(2,391,942)
Net income	—	—	—	—	—	2,196,370	2,196,370
Balance — June 30, 2025 (unaudited)	805,000	$81	7,187,500	$719	$—	$(6,997,152)	$(6,996,352)

FOR THE PERIOD FROM JUNE 14, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 14, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder shares to the Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(18,953)	(18,953)
Balance — June 30, 2024 (unaudited)	—	$—	7,187,500	$719	$24,281	$(18,953)	$6,047

(1)	Included up to 984,375 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2025 (Unaudited)	For the period from June 14, 2024 (inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$4,214,891	$(18,953)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,533
Payment of operation costs through promissory note	—	10,420
Interest earned on cash and marketable securities held in Trust Account	(4,731,246)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,259	—
Long-term prepaid insurance	46,250	—
Due to Sponsor	(2,495)	—
Accrued offering costs	(6,750)	—
Accounts payable and accrued expenses	239,582	—
Net cash used in operating activities	(222,509)	—

Net Change in Cash	(222,509)	—
Cash – Beginning of period	1,383,392	—
Cash – End of period	$1,160,883	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$111,431
Deferred offering costs paid through prepaid expenses	$—	$16,467
Prepaid expenses paid by Sponsor for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$165,361

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company has not commenced any operations. All activity for the period from June 14, 2024 (inception) through June 30, 2025, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had $1,160,883 in cash and a working capital surplus of $1,012,122. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” codified in FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 16, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 19, 2025. The interim results for the three and six months ended June 30, 2025 and for the period from June 14, 2024 (inception) through June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,160,883 and $1,383,392 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounted to $236,375,099 and $231,643,853, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Share Rights	(2,070,000)
Class A ordinary shares issuance costs	(13,210,471)
Plus:
Remeasurement of carrying value to redemption value	16,924,324
Class A ordinary shares subject to possible redemption, December 31, 2024	$231,643,853
Plus:
Remeasurement of carrying value to redemption value	4,731,246
Class A ordinary shares subject to possible redemption, June 30, 2025	$236,375,099

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

JUNE 30, 2025

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 7,666,667 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2025 and for the period from June 14, 2024 (inception) through June 30, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025		For the period from June 14, 2024 (inception) through June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,687,008	$509,362	$3,237,412	$977,479	$—	$(18,953)
Denominator:
Weighted-average shares outstanding	23,805,000	7,187,500	23,805,000	7,187,500	—	6,562,500
Basic and diluted net income (loss) per common stock	$0.07	$0.07	$0.14	$0.14	$—	$(0.00)

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

Due to Sponsor

As of June 30, 2025 and December 31, 2024, the Company owed the Sponsor $688 and $3,183 in connection with the overfunding of the private placement, offset by the payments made on behalf of the Sponsor.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Services Agreement

The Company agreed, commencing on the closing of Initial Public Offering through the earlier of consummation of the initial Business Combination and the liquidation, to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the three and six months ended June 30, 2025, the Company incurred an expense of $60,000 and $120,000 of fees for these services, respectively. For the period from June 14, 2024 (inception) through June 30, 2024, no fees were incurred for these services.

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

JUNE 30, 2025

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 445,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 805,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2025

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At June 30, 2025, assets held in the Trust Account were comprised of $883 in cash and $236,374,216 in U.S. Treasury securities. During the six months ended June 30, 2025, the Company did not withdraw any interest income from the Trust Account.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Loss	Fair Value
June 30, 2025	U.S. Treasury Securities (Mature on October 7, 2025)	$236,374,216	$(15,891)	$236,358,325

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Assets:
U.S. Treasury Securities	1	$236,374,216	$231,643,260

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statement of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2025	2024
Cash	$1,160,883	$1,383,392
Cash and marketable securities held in Trust Account	$236,375,099	$231,643,853

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from June 14, 2024 (inception) through June 30, 2024
Operating and formation costs	$195,572	$516,355	$18,953
Interest earned on marketable securities held in Trust Account	$2,391,942	$4,731,246	$—

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

Operating and formation costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income (loss) are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 14, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,196,370, which consists of interest income on marketable securities held in the Trust Account of $2,391,942, partially offset by operating costs of $195,572.

For the six months ended June 30, 2025, we had a net income of $4,214,891, which consists of interest income on marketable securities held in the Trust Account of $4,731,246, partially offset by operating costs of $516,355.

For the period from June 14, 2024 (inception) through June 30, 2024, we had a net loss of $18,953 which primarily consist of operating and formation costs.

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

For the six months ended June 30, 2025, net cash used in operating activities was $222,509. Net income of $4,214,891 was affected by interest earned on marketable securities held in Trust of $4,731,246. Changes in operating assets and liabilities provided $293,846 of cash from operating activities.

For the period from June 14, 2024 (inception) through June 30, 2024, net cash used in operating activities was $0. Net loss of $18,953 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $8,533 and payment of operation costs through promissory note of $10,420. Changes in operating assets and liabilities provided $0 of cash from operating activities.

At June 30, 2025, we had cash and marketable securities held in the Trust Account of $236,375,099 (including approximately $5,225,099 of interest income and net of unrealized losses). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2025, we had cash of $1,160,883 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the three and six months ended June 30, 2025, the Company incurred an expense of $60,000 and $120,000 of fees for these services, respectively. For the period from June 14, 2024 (inception) through June 30, 2024, no fees were incurred for these services.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

MOUNTAIN LAKE ACQUISITION CORP.

Date: August 8, 2025	By:	/s/ Paul Grinberg
	Name:	Paul Grinberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Douglas Horlick
	Name:	Douglas Horlick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)