Form 10-Q
period 2025-09-30
Mountain Lake Acquisition Corp.
filed 2025-11-10
CIK 2029492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 10, 2025, there were 23,805,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MOUNTAIN LAKE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three Months Ended September 30, 2025 and 2024, for the Nine Months Ended September 30, 2025 and for the Period from June 14, 2024 (inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit For the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from June 14, 2024 (inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from June 14, 2024 (inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

 i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash	$845,830	$1,383,392
Prepaid expenses	2,070	23,669
Prepaid insurance	92,500	92,500
Total Current Assets	940,400	1,499,561

Long-term prepaid insurance	18,401	87,776
Cash and marketable securities held in Trust Account	238,902,575	231,643,853
TOTAL ASSETS	$239,861,376	$233,231,190

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$298,660	$7,401
Accrued offering costs	—	6,750
Due to Sponsor	688	3,183
Total Current Liabilities	299,348	17,334

Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,349,348	8,067,334

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.39 and $10.07 per share as of September 30, 2025 and December 31, 2024, respectively	238,902,575	231,643,853

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; 805,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	81	81
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(7,391,347)	(6,480,797)
Total Shareholders’ Deficit	(7,390,547)	(6,479,997)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$239,861,376	$233,231,190

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 14, 2024 (inception) through September 30,
	2025	2024	2025	2024
General and administrative expenses	$394,195	$25,805	$910,550	$44,758
Loss from operations	(394,195)	(25,805)	(910,550)	(44,758)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,527,476	—	7,258,722	—

Net income (loss)	$2,133,281	$(25,805)	$6,348,172	$(44,758)

Weighted average shares outstanding, Class A ordinary shares	23,805,000	—	23,805,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$—	$0.20	$—
Weighted average shares outstanding, Class B ordinary shares(1)	7,187,500	6,250,000	7,187,500	6,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.00)	$0.20	$(0.01)

(1)

Excluded up to 984,375 shares subject to forfeiture for the period from June 14, 2024 (inception) through September 30, 2024, if the over-allotment option was not exercised in full or in part by the underwriters. On December 16, 2024, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering and forfeited their option to exercise the remaining over-allotment option. As such, 359,375 Founder Shares were forfeited (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	805,000	$81	7,187,500	$719	$—	$(6,480,797)	$(6,479,997)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,339,304)	(2,339,304)
Net income	—	—	—	—	—	2,018,521	2,018,521
Balance — March 31, 2025 (unaudited)	805,000	81	7,187,500	719	—	(6,801,580)	(6,800,780)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,391,942)	(2,391,942)
Net income	—	—	—	—	—	2,196,370	2,196,370
Balance — June 30, 2025 (unaudited)	805,000	81	7,187,500	719	—	(6,997,152)	(6,996,352)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,527,476)	(2,527,476)
Net income	—	—	—	—	—	2,133,281	2,133,281
Balance — September 30, 2025 (unaudited)	805,000	$81	7,187,500	$719	$—	$(7,391,347)	$(7,390,547)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM JUNE 14, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — June 14, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder shares to the Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(18,953)	(18,953)
Balance — June 30, 2024 (unaudited)	—	—	7,187,500	719	24,281	(18,953)	6,047
Net loss	—	—	—	—	—	(25,805)	(25,805)
Balance — September 30, 2024 (unaudited)	—	$—	7,187,500	$719	$24,281	$(44,758)	$(19,758)

(1)

Included up to 984,375 shares subject to forfeiture as of September 30, 2024, if the over-allotment option was not exercised in full or in part by the underwriters. On December 16, 2024, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering and forfeited their option to exercise the remaining over-allotment option. As such, 359,375 Founder Shares were forfeited (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from June 14, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$6,348,172	$(44,758)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,533
Payment of operation costs through promissory note	—	36,408
Interest earned on cash and marketable securities held in Trust Account	(7,258,722)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21,599	(183)
Long-term prepaid insurance	69,375	—
Due to Sponsor	(2,495)	—
Accrued offering costs	(6,750)	—
Accounts payable and accrued expenses	291,259	—
Net cash used in operating activities	(537,562)	—

Net Change in Cash	(537,562)	—
Cash – Beginning of period	1,383,392	—
Cash – End of period	$845,830	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$111,431
Deferred offering costs paid through prepaid expenses	$—	$16,467
Prepaid expenses paid by Sponsor for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$165,361

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from June 14, 2024 (inception) through September 30, 2025, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $845,830 in cash and a working capital surplus of $641,052. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, as of September 30, 2025, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 16, 2026.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 19, 2025. The interim results for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from June 14, 2024 (inception) through September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $845,830 and $1,383,392 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounted to $238,902,575 and $231,643,853, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Share Rights	(2,070,000)
Class A ordinary shares issuance costs	(13,210,471)
Plus:
Accretion for Class A ordinary shares to redemption amount	16,924,324
Class A ordinary shares subject to possible redemption, December 31, 2024	$231,643,853
Plus:
Accretion for Class A ordinary shares to redemption amount	7,258,722
Class A ordinary shares subject to possible redemption, September 30, 2025	$238,902,575

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to share rights included in the Public and Private Placement Units were charged to shareholders’ equity (deficit) as the rights, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 7,666,667 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from June 14, 2024 (inception) through September 30, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 14, 2024 (inception) through September 30,
	2025		2024		2025		2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,638,550	$494,731	$—	$(25,805)	$4,875,961	$1,472,211	$—	$(44,758)
Denominator:
Weighted-average shares outstanding	23,805,000	7,187,500	—	6,250,000	23,805,000	7,187,500	—	6,250,000
Basic and diluted net income (loss) per common stock	$0.07	$0.07	$—	$(0.00)	$0.20	$0.20	$—	$(0.01)

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Due to Sponsor

As of September 30, 2025 and December 31, 2024, the Company owed the Sponsor $688 and $3,183 in connection with the overfunding of the private placement, respectively, offset by the payments made on behalf of the Sponsor.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Services Agreement

The Company agreed, commencing on the closing of Initial Public Offering through the earlier of consummation of the initial Business Combination and the liquidation, to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the three and nine months ended September 30, 2025, the Company incurred and paid an expense of $60,000 and $180,000 of fees for these services, respectively. For the three months ended September 30, 2024 and for the period from June 14, 2024 (inception) through September 30, 2024, no fees were incurred for these services.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act which was enacted in 2017, including international tax provisions and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA, but it is not expected to have a material impact on the Company’s condensed financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, enactment of OBBBA and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 445,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 805,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At September 30, 2025, assets held in the Trust Account were comprised of $883 in cash and $238,901,692 in U.S. Treasury securities. During the nine months ended September 30, 2025, the Company did not withdraw any interest income from the Trust Account.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Gain	Fair Value
September 30, 2025	U.S. Treasury Securities (Matured on October 7, 2025)	$238,901,692	$30,231	$238,931,923

At December 31, 2024, assets held in the Trust Account were comprised of $593 in cash and $231,643,260 in U.S. Treasury securities. During the period from June 14, 2014 (inception) through December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Loss	Fair Value
December 31, 2024	U.S. Treasury Securities (Matured on June 12, 2025)	$231,643,260	$(128,995)	$231,514,265

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2025	2024
Cash	$845,830	$1,383,392
Cash and marketable securities held in Trust Account	$238,902,575	$231,643,853

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 14, 2024 (inception) through September 30,
	2025	2024	2025	2024
General and administrative expenses	$394,195	$25,805	$910,550	$44,758
Interest earned on cash and marketable securities held in Trust Account	$2,527,476	$—	$7,258,722	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Business Combination Agreement

On October 1, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Avalanche Treasury Corporation, a Delaware corporation (“Pubco”), Avalanche SPAC Merger Sub LLC, a Delaware limited liability company, Avalanche Company Merger Sub LLC, a Delaware limited liability company, Avalanche Treasury Company LLC, a Delaware limited liability company (the “AT Company”), and Dragonfly Digital Management, LLC, a Delaware limited liability company (the “Seller”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.” Concurrently with the execution of the Business Combination Agreement, the Company entered into a Sponsor Support Agreement with the Sponsor and Pubco (the “Sponsor Support Agreement”). In addition, the Sponsor agreed pursuant to the Sponsor Support Agreement to effect certain security cancellations and to deposit certain Pubco Class A Stock issued to it at the closing of the Proposed Business Combination (the “Closing”) into escrow in connection with the Closing.

Concurrently with the execution of the Business Combination Agreement, Pubco, the AT Company and the Company entered into subscription agreements (collectively, the “Company Unit Subscription Agreements”) with certain investors (the “Company Unit Investors”), pursuant to which the Company Unit Investors agreed to purchase, payable in cash or USD Coin (“USDC”), unlocked AVAX or locked AVAX, and the AT Company agreed to issue and sell, approximately $274 million worth of Company Class A units (the “Subscribed Units”) at a price of $10.00 per Subscribed Unit, in a private placement (the “Company Unit Subscription”), upon the terms and subject to the conditions set forth therein. At the Closing, each Subscribed Unit held by Company Unit Investors will be converted automatically into one share of Pubco Class A Stock. Pursuant to the Company Unit Subscription Agreement, Pubco agreed to use commercially reasonable efforts to cause the Pubco Class A Stock into which the Subscribed Units will be converted upon Closing to be registered with the SEC.

Concurrently with the execution of the Business Combination Agreement and the TSA (as defined below), the Seller, the AT Company, Pubco, Avalanche BVI and Avalanche Cayman (together with Avalanche BVI, the “Foundation”), entered into an asset sale and contribution agreement (the “Contribution Agreement”), pursuant to which, on the date of the Business Combination Agreement: (a) the Foundation agreed to sell a minimum of $200 million of AVAX tokens on a pre-discount basis to the AT Company on the terms and subject to the conditions set forth in a Token Sale Agreement (the “TSA”) by and between the Company and the Foundation, and (b) the Seller agreed to contribute, directly and indirectly through certain related funds, 1,960,040 AVAX tokens to the AT Company in exchange for 5,805,638 Company units.

For further details on the Proposed Business Combination, refer to the Current Report on Form 8-K filed by the Company with the SEC on October 7, 2025.

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

Recent Developments

Business Combination Agreement with Avalanche Treasury Co.

On October 1, 2025, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Avalanche Treasury Corporation, a Delaware corporation (“Pubco”), Avalanche SPAC Merger Sub LLC, a Delaware limited liability company, Avalanche Company Merger Sub LLC, a Delaware limited liability company, Avalanche Treasury Company LLC, a Delaware limited liability company (the “AT Company”), and Dragonfly Digital Management, LLC, a Delaware limited liability company (the “Seller”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.”

For further details on the Proposed Business Combination, refer to our Current Report on Form 8-K filed with the SEC on October 7, 2025.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into a Sponsor Support Agreement with our Sponsor and Pubco (the “Sponsor Support Agreement”). In addition, our Sponsor agreed pursuant to the Sponsor Support Agreement to effect certain security cancellations and to deposit certain Pubco Class A Stock issued to it at the closing of the Proposed Business Combination (the “Closing”) into escrow in connection with the Closing.

Company Unit Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, we, Pubco and the AT Company entered into subscription agreements (collectively, the “Company Unit Subscription Agreements”) with certain investors (the “Company Unit Investors”), pursuant to which the Company Unit Investors agreed to purchase, payable in cash or USD Coin (“USDC”), unlocked AVAX or locked AVAX, and the AT Company agreed to issue and sell, approximately $274 million worth of Company Class A units (the “Subscribed Units”) at a price of $10.00 per Subscribed Unit, in a private placement (the “Company Unit Subscription”), upon the terms and subject to the conditions set forth therein. At the Closing, each Subscribed Unit held by Company Unit Investors will be converted automatically into one share of Pubco Class A Stock. Pursuant to the Company Unit Subscription Agreement, Pubco agreed to use commercially reasonable efforts to cause Pubco Class A Stock into which the Subscribed Units will be converted upon Closing to be registered with the SEC.

Token Sale Agreement

Concurrently with the execution of the Business Combination Agreement and the TSA (as defined below), the Seller, the AT Company, Pubco, Avalanche BVI and Avalanche Cayman (together with Avalanche BVI, the “Foundation”), entered into an asset sale and contribution agreement (the “Contribution Agreement”), pursuant to which, on the date of the Business Combination Agreement: (a) the Foundation agreed to sell a minimum of $200 million of AVAX tokens on a pre-discount basis to the AT Company on the terms and subject to the conditions set forth in a Token Sale Agreement (the “TSA”) by and between the Company and the Foundation, and (b) the Seller agreed to contribute, directly and indirectly through certain related funds, 1,960,040 AVAX tokens to the AT Company in exchange for 5,805,638 Company units.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 14, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,133,281, which consists of interest income on marketable securities held in the Trust Account of $2,527,476, partially offset by general and administrative expenses of $394,195.

For the nine months ended September 30, 2025, we had a net income of $6,348,172, which consists of interest income on marketable securities held in the Trust Account of $7,258,722, partially offset by general and administrative expenses of $910,550.

For the three months ended September 30, 2024, we had a net loss of $25,805 which primarily consist of general and administrative expenses.

For the period from June 14, 2024 (inception) through September 30, 2024, we had a net loss of $44,758 which primarily consist of general and administrative expenses.

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

For the nine months ended September 30, 2025, net cash used in operating activities was $537,562. Net income of $6,348,172 was affected by interest earned on marketable securities held in Trust of $7,258,722. Changes in operating assets and liabilities provided $372,988 of cash from operating activities.

For the period from June 14, 2024 (inception) through September 30, 2024, net cash used in operating activities was $0. Net loss of $44,758 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $8,533 and payment of operation costs through promissory note of $36,408. Changes in operating assets and liabilities used $183 of cash from operating activities.

At September 30, 2025, we had cash and marketable securities held in the Trust Account of $238,902,575 (including approximately $7,752,575 of interest income and net of unrealized losses). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2025, we had cash of $845,830 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, as of September 30, 2025, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 16, 2026.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the three and nine months ended September 30, 2025, the Company incurred and paid an expense of $60,000 and $180,000 of fees for these services, respectively. For the three months ended September 30, 2024 and for the period from June 14, 2024 (inception) through September 30, 2024, no fees were incurred for these services.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except as set forth below:

The Proposed Business Combination may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Proposed Business Combination is subject to numerous conditions, including the effectiveness of the registration statement to be filed by us as part of the Proposed Business Combination, and other customary closing conditions, and there can be no assurance that the Proposed Business Combination will be consummated.

If the Proposed Business Combination is not completed for any reason, the price of our Class A ordinary shares may decline to the extent that the market price of our Class A ordinary shares reflects or previously reflected positive market assumptions that the Proposed Business Combination would be completed and the related benefits would be realized. In addition, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing, and financial services fees related to the Proposed Business Combination. These expenses must be paid regardless of whether the Proposed Business Combination is consummated.

If the Proposed Business Combination is not completed for any reason, our ongoing business and financial results may be adversely affected and, without realizing any of the benefits of having completed the Proposed Business Combination, we will be subject to a number of risks, including the following:

●	we will be required to pay costs relating to the Proposed Business Combination, which are substantial, such as legal, accounting, financial advisory, and printing fees, whether or not the Proposed Business Combination is completed;

●	time and resources committed by our management to matters relating to the Proposed Business Combination could otherwise have been devoted to pursuing other beneficial opportunities; and

●	we may experience negative reactions from financial markets, including negative impacts on the price of our Class A ordinary shares, including to the extent that the current market price reflects a market assumption that the Proposed Business Combination will be completed.

During the pendency of the Business Combination Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Business Combination Agreement, which could adversely affect our business.

Covenants in the Business Combination Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets, or other business combinations pending completion of the Proposed Business Combination. As a result, if the Proposed Business Combination is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Business Combination Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging, or entering into specified extraordinary transactions, such as a merger, sale of assets, or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be more favorable to our stockholders than the Proposed Business Combination. If the Proposed Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Business Combination Agreement due to the passage of time during which these provisions have remained in effect.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+†	Business Combination Agreement, dated as of October 1, 2025, by and among SPAC, Pubco, SPAC Merger Sub, Company Merger Sub, the Company and the Seller (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.1†	Sponsor Support Agreement, dated as of October 1, 2025, by and among Sponsor, SPAC and Pubco (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.2†	Form of Sponsor Lock-Up Agreement, by and among Pubco, Sponsor, insiders and the undersigned holders thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.3†	Form of Seller Lock-Up Agreement, by and between Pubco and the undersigned holders thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.4	Form of Amended and Restated Registration Rights Agreement, by and among Pubco, SPAC, Sponsor and the undersigned holders thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.5+†	Form of Company Unit Subscription Agreement, dated as of October 1, 2025, by and among SPAC, Pubco, the Company and certain undersigned subscriber thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1†	Contribution Agreement, dated as of October 1, 2025, by and among the Seller, the Company, Pubco, Avalanche BVI and Avalanche Cayman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
99.2†	Token Sale Agreement, dated as of October 1, 2025, by and among the Company, Pubco, Avalanche BVI and Avalanche Cayman (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN LAKE ACQUISITION CORP.

Date: November 10, 2025	By:	/s/ Paul Grinberg
	Name:	Paul Grinberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Douglas Horlick
	Name:	Douglas Horlick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)