Form 10-K
period 2025-12-31
Mountain Lake Acquisition Corp.
filed 2026-02-20
CIK 2029492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $10.26 on the Nasdaq Stock Market, was approximately $239,160,600.

As of February 20, 2026, there were 23,805,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,187,500 Class B Ordinary Shares, par value $0.0001 per share issued and outstanding.

PCAOB ID Number: 100	Auditor Name: WithumSmith+Brown	Auditor Location: New York, New York

Documents Incorporated by Reference: None.

-i-

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and articles of association” are to our second amended and restated memorandum and articles of association;

●	“common shares” are to our Class A Ordinary Shares;

●	“company” or “our company” are to Mountain Lake Acquisition Corp., a Cayman Islands exempted company;

●	“founder shares” are to our Class B Ordinary Shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A Ordinary Shares issued upon the automatic conversion thereof at the time of our initial business combination as provided herein;

●	“initial shareholders” are to our sponsor and the other holders (if any) of our founder shares prior to our initial public offering;

●	“management,” our “management team” or our “team” are to our officers and directors, and “directors” are to our current directors;

●	“Private Units” are to the rights issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to Class A Ordinary Shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

●	“rights” are to our rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the Private Units; and

●	“sponsor” are to Mountain Lake Acquisition Sponsor LLC, a Delaware limited liability company;

●	“we,” “us” or “our” are to Mountain Lake Acquisition Corp., a Cayman Islands exempted company, or, where applicable, members of our management team.

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, including with respect to our recently announced proposed Business Combination (as defined below) with Avalanche Treasury Corporation, a Delaware corporation (“AVAT”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” “possible,” “might,” “will” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our recently announced proposed Business Combination with AVAT;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors,” including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed Business Combination with AVAT (the “Avalanche Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

-iii-

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

Following the execution of the Business Combination Agreement, we are no longer pursuing alternative initial business combination opportunities. Prior to entering into the Business Combination Agreement, we were permitted to evaluate potential targets across a broad range of industries and stages of development, with a particular focus on established businesses positioned for sustained growth and led by experienced management teams. Our management team leveraged its track record of identifying high-quality assets at disciplined valuations and supporting operational and financial improvements to evaluate potential opportunities. That process ultimately resulted in our entry into the Business Combination Agreement, which we believe aligns with our strategic objectives and the criteria we established at the outset of our search.

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

Proposed Business Combination

Business Combination Agreement

On October 1, 2025, we entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with AVAT, Avalanche SPAC Merger Sub LLC, a Delaware limited liability company (“SPAC Merger Sub”), Avalanche Company Merger Sub LLC, a Delaware limited liability company (“Company Merger Sub”), Avalanche Treasury Company LLC, a Delaware limited liability company (the “Avalanche Company”), and Dragonfly Digital Management, LLC, a Delaware limited liability company (“Seller”). The Business Combination Agreement and the business combination were unanimously approved by our board of directors on September 30, 2025.The Business Combination Agreement contemplates a business combination pursuant to which, among other things, (i) we will domesticate as a Delaware corporation and merge with and into SPAC Merger Sub, with the Company surviving as a wholly owned subsidiary of Avalanche (the “SPAC Merger”), and (ii) immediately thereafter, Company Merger Sub will merge with and into the Avalanche Company, with the Avalanche Company surviving as a wholly owned subsidiary of Avalanche (the “Company Merger,” and together with the SPAC Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). If the Business Combination Agreement is approved by our stockholders and the transactions contemplated thereby are consummated, AVAT will be the publicly traded parent company, and the Company and the Avalanche Company will survive the respective mergers as wholly owned subsidiaries of AVAT.

On January 13, 2026, Mountain Lake Acquisition Corp. entered into Amendment No. 1 to the Business Combination Agreement ( the “Business Combination Agreement Amendment”), effective as of October 1, 2025, which, among other things, added Astral Horizon, L.P. and certain Seller affiliates as parties to the agreement, modified the allocation and form of merger consideration, revised the parties making seller representations and warranties, and replaced Exhibit E to the Business Combination Agreement.

For more information about the Business Combination Agreement, the Business Combination Agreement Amendment and the proposed Business Combination, see our Current Report on Form 8-K filed with the SEC on October 7, 2025 and January 13, 2026 and the Avalanche Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination will be included in the Avalanche Disclosure Statement.

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

Value Creation Track Record through Operational Expertise

As investors, advisors, board members, and operators, our management team and board have led businesses through market cycles, periods of significant growth and difficult challenges and created significant value for their stockholders. This was achieved by helping these companies’ management teams with business strategy, product differentiation, product pricing, identifying the appropriate go-to-market strategies, making introductions to prospective customers and connecting the team to key talent.

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

Public Company Oversight

We believe we can provide companies with valuable leadership and advice to achieve a successful public offering and navigate the increasingly complex landscape most public companies face. Mr. Grinberg has over 20 years of experience as a director, Chairman, President or Chief Financial Officer of several NASDAQ and NYSE listed companies. He was extensively involved in the IPO of Axos Financial, Inc. (NYSE: AX formerly NASDAQ: BOFI) and has managed key aspects of running a public company. During his tenure at Axos, annual earnings grew from $2 million to $450 million and total assets were approximately $23 billion as of its fiscal year ended June 30, 2024. This was accomplished through a diversification into new digital product offerings, expansions into new business lines like securities clearing services and an advisory business, significant investments in technology and strategic M&A. As a result of its innovative approach, Axos has received numerous awards, including being named one of America’s best banks by Forbes, being listed on Fortune’s list of Fastest Growing Companies for many years, and receiving many awards for product innovation. During his tenure at Encore from 2004 to 2018, the business expanded in scale (measured by estimated remaining collections) more than 16x. This was the result of a combination of M&A to consolidate the market in the United States, expansion into new business lines, improvements in margins driven by technology improvements, leveraging decision science throughout the operations, cost efficiencies realized through offshoring certain functions and operations, and expanding the business from a United States only presence to an international company, with operations in 15 countries in North America, Europe, Latin America and Asia.

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

Our Management Team

Our management team is led by Paul Grinberg, our Chief Executive Officer and Chairman of the board, and Douglas Horlick, our President and Chief Financial Officer. Our board of directors also includes Jeffrey T. Lager, Michael Marquez and Jaime W. Vieser. With decades of experience, the members of our management team have successfully identified and capitalized on emerging technological and secular trends across different sectors. In addition, our management team has deep transaction experience, having executed and integrated numerous transactions as operators, investors and advisors. We believe that the extensive experience that members of our management team have gained from working with and managing publicly traded companies will position us to identify, evaluate and acquire an attractive initial business combination target. Further, our management team’s expertise will enable us to deliver differentiated guidance to the target company’s management team in order to support its growth and success post-initial business combination.

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

Jeffrey T. Lager

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

On January 26, 2026, Mountain Lake Acquisition Corp. II (“MLAC II”) completed its initial public offering of 36,000,000 units, in which it raised aggregate proceeds of approximately $360,000,000. Mr. Grinberg serves as the Executive Chairman and Chief Executive Officer of MLAC II. Mr. Horlick serves as Chief Financial Officer and a director of MLAC II. Mr. Lager, Mr. Marquez and Mr. Vieser each serve as an independent director of MLAC II. After MLAC II’s IPO, MLAC II’s management team commenced an active search for prospective businesses and/or assets to acquire in its initial business combination.

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

If we are unable to complete our initial business combination within the completion window, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable and up to $100,000 of interest income to pay liquidation expenses), divided by the number of then issued and outstanding Class A Ordinary Shares, subject to applicable law and certain conditions as further described herein. We initially expect the pro rata redemption price to be approximately $10.05 per public share, without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

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

Financial Position

With initial funds available for a business combination initially in the amount of $223,150,000, after payment of $4,600,000 in underwriting discounts and commissions and $704,261 for other costs and expenses related to the initial public offering, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, except with respect to our proposed Business Combination with AVAT, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Please see “Risk Factors - If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.”

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares (up to an aggregate of 15% of the shares sold in the initial public offering) upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.05 per public share, without taking into account any interest or other income earned on such funds. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the SPAC’s operating account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our Initial Public Offering and Private Placement, if the proposed Business Combination with AVAT is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination, if the proposed Business Combination with AVAT is not consummated.

Facilities

Our principal executive offices are located at 930 Tahoe Blvd STE 802 PMB 45 Incline Village, NV 89451. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers: Paul Grinberg, our Chief Executive Officer and Douglas Horlick, our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Business Combination with AVAT and, if the proposed Business Combination with AVAT is not consummated, whether a different target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for this fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Corporate Information

Our executive offices are located at 930 Tahoe Blvd STE 802 PMB 45, Incline Village, NV 89451 and our telephone number is (775) 204-1489.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. In connection with any actual or proposed investment in our securities, you should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following risks occur, our business, financial condition or results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to the proposed Business Combination, see the “Risk Factors” section of the Avalanche Disclosure Statement that we will file with the SEC.

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

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete. Please see the section entitled “Proposed Business - Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 23.2% of our outstanding ordinary shares as of February 20, 2026. Our initial shareholders and management team also may from time-to-time purchase Class A Ordinary Shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of at least a majority of the shares voted at such meeting of the company. As a result, assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “- Risks Relating to Our Securities - The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination even if the business combination causes the trading price of our ordinary shares to materially decline.”

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

Please see “Proposed Business - Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

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

Of the net proceeds of the initial public offering, only $1,383,392 was initially available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Ordinary Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Public shares	23,000,000
Founder shares	7,187,500
Private Shares	805,000
Total shares	30,992,500
Total funds in trust initially available for initial business combination	$223,100,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Sponsor’s investment per Class B ordinary share(2)	$0.003
Initial implied value per public share	$10.05
Implied value per share upon consummation of initial business combination(3)	$7.20

(1)	While the public shareholders’ investment is in both the public shares and the public rights, for purposes of this table the full investment amount is ascribed to the public shares only.

(2)	The total investment in the equity of the company by the sponsor and BTIG. is $8,075,000, consisting of (i) $25,000 paid by the sponsor for the founder shares, (ii) $4,950,000 paid by the sponsor for 495,000 private units and (iii) $3,100,000 paid by BTIG for 310,000 private units. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares would automatically convert into Class A Ordinary Shares upon completion of our initial business combination or earlier at the option of the holder.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. We have incurred significant costs in connection with the proposed Business Combination with AVAT. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Notwithstanding the foregoing, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. In addition, because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management - Officers and Directors.”

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management - Officers and Directors,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Business Combination Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On June 27, 2024, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B Ordinary Shares, which we refer to as founder shares. Subsequently, on December 12, 2024, the Company, through a share capitalization, approved the issuance to the sponsor an additional 359,375 Class B Ordinary Shares as bonus shares. On December 16, 2024, our sponsor surrendered 359,375 founder shares for no consideration, as a result of the underwriters’ partial exercise of their over-allotment option in our initial public offering, resulting in 7,187,500 founder shares outstanding, resulting in a price per share of approximately $0.003. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation at the time that the total size of the initial public offering would be a maximum of 24,150,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares represent 23.2% of the outstanding shares. 359,375 of the founder shares were forfeited in connection with the underwriters’ partial exercise of the over-allotment option. In addition, our sponsor and BTIG purchased an aggregate of 805,000 private units at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of the initial public offering. Of those 805,000 private units, our sponsor to purchased 495,000 private units and BTIG purchased 310,000 private units. The personal and financial interests of our executive officers and directors may influence their motivation in completing the proposed Business Combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

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

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may adversely affect prevailing market prices for our units, Class A Ordinary Shares and/or rights; and

●	may not result in adjustment to the exercise price of our rights.

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

We have been advised by Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had $452,680 in cash and a working capital surplus of $265,230. Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The deadline for us to complete our initial Business Combination is June 16, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management plans to complete an initial Business Combination prior to the mandatory liquidation date.

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

Item 2. Item Properties.

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

Holders

As of February 20, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, three holders of record of our Class B common shares and one holders of record of our rights.

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

On October 1, 2025, the Company amended the Underwriting Agreement which shall apply only in connection with the Business Combination and shall not apply in connection with any Business Combination that may be contemplated or consummated between the Company and any party other than Avalanche Company or its affiliates. The parties agree that if the Business Combination is terminated for any reason, this Letter Agreement shall be void and of no effect for all purposes. As a result of such amendment, the Company owes only $1,000,000 to the underwriters if the Business Combination is consummated.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated December 12, 2024 which was filed with the SEC.

Stock Repurchases

We did not repurchase shares of our common shares during the year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed Business Combination with AVAT and under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on June 14, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the Private Placement Unit, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Business Combination Agreement with Avalanche Treasury Co.

On October 1, 2025, we entered into the Business Combination Agreement which was further amended by the Business Combination Agreement Amendment. The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.” The Business Combination Agreement contemplates a business combination pursuant to which, among other things, (i) we will domesticate as a Delaware corporation and merge with and into SPAC Merger Sub, with the Company surviving as a wholly owned subsidiary of Avalanche (the “SPAC Merger”), and (ii) immediately thereafter, Company Merger Sub will merge with and into the Avalanche Company, with the Avalanche Company surviving as a wholly owned subsidiary of Avalanche (the “Company Merger,” and together with the SPAC Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). If the Business Combination Agreement is approved by our stockholders and the transactions contemplated thereby are consummated, AVAT will be the publicly traded parent company, and the Company and the Avalanche Company will survive the respective mergers as wholly owned subsidiaries of AVAT.

For further details on the Proposed Business Combination, refer to our Current Reports on Form 8-K filed with the SEC on October 7, 2025 and January 13, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 14, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $8,281,946, which consists of interest income on marketable securities held in the Trust Account of $9,586,719, partially offset by general and administrative expenses of $1,304,773.

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

For the year ended December 31, 2025, net cash used in operating activities was $930,712. Net income of $8,281,946 was affected by interest earned on marketable securities held in Trust of $9,586,719. Changes in operating assets and liabilities provided $374,061 of cash from operating activities.

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

At December 31, 2025, we had cash and marketable securities held in the Trust Account of $241,230,572 (including approximately $10,080,572 of interest income and net of unrealized losses). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had cash of $452,680 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, as of December 31, 2025, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 16, 2026.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the year ended December 31, 2025, the Company incurred and paid an expense of $240,000 of fees for these services. For the period from June 14, 2024 (inception) through December 31, 2024, no fees were incurred for these services.

The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 1, 2025, the Company amended the Underwriting Agreement which shall apply only in connection with the Business Combination and shall not apply in connection with any Business Combination that may be contemplated or consummated between the Company and any party other than Avalanche Company or its affiliates. The parties agree that if the Business Combination is terminated for any reason, this Letter Agreement shall be void and of no effect for all purposes. As a result of such amendment, the Company owes only $1,000,000 to the underwriters if the Business Combination is consummated.

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

This information appears following Item 15 of this Report and is included herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Paul Grinberg	64	Chief Executive Officer and Chairman of the Board
Douglas Horlick	52	Chief Financial Officer, President and Director
Jeffrey T. Lager	57	Independent Director
Michael Marquez	52	Independent Director
Jaime W. Vieser	56	Independent Director

Paul Grinberg our Executive Chairman and Chief Executive Officer of our board of directors has over 20 years of experience as a Director, Chairman, President or Chief Financial Officer of several NASDAQ and NYSE companies and more than 40 years of experience spanning mergers and acquisitions, capital raising and financial management. He currently serves as the Chairman of Mountain Lake Acquisition Corp. II (“MLAC II”), a SPAC. He also currently serves as the Chairman of Axos Financial, Inc., a nationwide, digital-first bank that provides consumer and business banking products through its low-cost distribution channels and affinity partner. He has served as a director of Axos Financial, Inc. since April 2004 and as the Chairman of its board of directors since February 2017. He played an important role in taking the company public and growing earnings from $2 million to $450 million from 2004 to 2025. From July 2020 to September 2025, Mr. Grinberg has served on the advisory council of DEVA Capital, an affiliate of Banco Santander, as an alternative investor, specializing in credit across Europe and Latin America. From August 2019 to April 2024, Mr. Grinberg has served as a senior advisor at Flexpoint Ford LLC, a private equity investment firm specializing in the financial services and healthcare industries. From November 2020 to February 2024, Mr. Grinberg served as Chairman of Social Leverage Acquisition Corp I (NYSE: SLAC), a special purpose acquisition company formed to effect a business combination with one or more businesses. From July 2018 to December 2022, Mr. Grinberg served as a senior advisor at Blenheim Chalcot, one of the UK’s largest venture builders. Mr. Grinberg provides advisory services to private equity, credit funds and venture capital firms and their related businesses with a focus on financial services and financial technology. He also serves as a director to several credit funds and private companies. From July 2013 to December 2018 Mr. Grinberg served as a member of the board of directors of Cabot Credit Management. Prior to Axos, Mr. Grinberg served as President, Executive Vice President and Chief Financial Officer of Encore Capital Group and Chief Financial Officer of Telespectrum Worldwide, Inc. Mr. Grinberg also served as partner and a senior member of the M&A services group at Deloitte, where he was employed for 14 years. During his tenure at Deloitte and in his capacity as an executive at various public and private companies, he worked on dozens of transactions including IPOs, acquisitions and debt offerings and in his capacity as an executive at various companies, was responsible for raising more than $10 billion across the capital markets. He graduated from Columbia Business School with a Master of Business Administration degree and from Yeshiva University with a Bachelor of Arts degree in accounting. We believe that Mr. Grinberg’s significant experience in corporate transactions and his senior leadership experience make him well qualified to serve as a member of our board of directors.

Douglas Horlick our Chief Financial Officer, President and Director has worked as an investment banker at BCW Securities LLC since May 2020. He currently serves as the Chief Financial Officer and Director of MLAC II. Mr. Horlick is also the founder of Estancia LLC, a strategy and advisory consulting firm based in Arizona established in 2015. Leveraging his industry expertise, he works closely with C-suite executives on both strategy and global sales initiatives. He has over 25 years of experience in the securities industry. From November 2020 to February 2024, Mr. Horlick served as President and Chief Operating Officer of Social Leverage Acquisition Corp I (NYSE: SLAC), a special purpose acquisition company formed to effect a business combination with one or more businesses. Prior to Estancia LLC, Mr. Horlick held senior securities positions at Bank of America (Managing Director, Securities Division, from 2009 to 2014), Goldman Sachs (Managing Director, Securities Division, from 2005 to 2009) and Citigroup (Vice President, Securities Division, from 2002 to 2005). In these roles, Mr. Horlick’s responsibilities all within the Foreign Exchange Division included Managing Director in charge of Foreign Exchange Global Client Coverage, Global Prime Brokerage, Institutional Sales in the Americas, Consumer Sales and Hedge Fund Sales. He graduated from the University of Michigan with a degree in Organizational Studies.

Jeffrey T. Lager  has over 28 years of public equity investment experience. Mr. Lager currently sits on the board of directors of MLAC II. He retired this year as a Partner after over 27 years with Capital Group, investment manager of the American Funds. At Capital Group, Mr. Lager recently served as the Principal Investment Officer, Co-President, and a Portfolio Manager of the $200 billion American Balanced Fund, Senior Vice-President and a Portfolio Manager of the $175 billion Washington Mutual Investors Fund, and a portfolio manager of the $25 billion American Funds Insurance Series Asset Allocation Fund. Mr. Lager also served over two decades as an American Funds proxy coordinator and proxy voter, during which time he developed corporate governance expertise by writing proxy guidelines, working in close partnership with public company management and boards, and voting upon thousands of proxy proposals. Earlier in his career at Capital Group, he served as an equity investment analyst covering U.S. environmental services, IT & business services, technology hardware and supply chain, and IT outsourcing and transaction processing companies. Previously, Mr. Lager worked as a manager of investment analysis at Medical Portfolio Management in Cambridge, Massachusetts, and an associate at the Boston Consulting Group in Boston. He holds an MBA from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, as well as a master’s degree in sociology and a bachelor’s degree with distinction in decision analysis from Stanford University. Mr. Lager also holds the Chartered Financial Analyst® designation.

Michael Marquez  has over 29 years of experience operating, investing, acquiring and advising throughout the high-tech sector. Mr. Marquez currently sits on the board of directors of MLAC II. Additionally, beginning February 2021, Mr. Marquez has served as a member of the board of directors of Social Leverage Acquisition Corp I (NYSE: SLAC), a special purpose acquisition company formed to effect a business combination with one or more businesses. Mr. Marquez has over 29 years of experience operating, investing, acquiring and advising throughout the high-tech sector. He is a co-founder of Code Advisors LLC, a technology and media-focused boutique investment bank headquartered in San Francisco, California established in 2010 and acquired by the Raine Group in 2023, where Mr. Marquez is a Special Advisor. Code Advisors has completed a multitude of M&A transactions and financings including late-stage growth equity financings in Spotify and Twitter, IPO processes for Twitter, Angie’s List and Survey Monkey, and the sale of Supercell to SoftBank, Buddy Media to Salesforce and Playtika to Giant. Mr. Marquez is also the co-founder of Morado Ventures, an early-stage venture capital fund established in 2010 that is focused on artificial intelligence, data infrastructure, robotics & autonomy, computer vision and health. Mr. Marquez has served as Morado Ventures’ general partner since inception. During his career, Mr. Marquez has made more than 140 direct investments and built a broad network across technology company executives, entrepreneurs, founders and corporate development groups throughout the world and an extensive network in each stage of the venture capital industry. Mr. Marquez has invested in and advised on venture exits to a large number of sophisticated acquirers including sales to Adobe, Amazon, Apple, Comcast, Twitter, Citrix, US Bank, First Data, Facebook, Google, Samsung, Salesforce, Roche, Intel, Walmart, Rakuten, eBay, IBM, Intuit, Microsoft and McDonald’s and has led the acquisitions of numerous companies through his roles in the corporate development groups at Yahoo! and CBS, including the $1.8 billion acquisition of CNET. He graduated with a Master of Business Administration degree from the University of North Carolina at Chapel Hill and a Bachelor of Science degree in Managerial Economics from the University of California at Davis.

Jaime W. Vieser  has over 30 years of experience investing across high yield, distressed debt, private equity and venture capital. He currently sits on the board of directors of MLAC II. Additionally, Mr. Vieser is the Chief Executive Officer of Brushwood LLC, a position he has held since June 2017, and a member of the board of directors of Alaunos Therapeutics, Inc., a positions he has held since December 2020. Mr. Vieser has over 30 years of experience investing across high yield, distressed debt, private equity and venture capital. Mr. Vieser’s experience includes his involvement in numerous successful corporate restructurings and recapitalizations in Europe and the US. Mr. Vieser helped found and was Co-Managing Partner of Castle Hill Asset Management LLC (“Castle Hill”), a multi-billion dollar asset manager and hedge fund. Prior to founding Castle Hill, for 9 years Mr. Vieser was responsible for the European High Yield Sales and Trading Group in London at Deutsche Bank AG, a multinational investment bank and financial services company. Earlier in his career, Mr. Vieser worked as a banker in the Leveraged Finance division of Bankers Trust Company, a bank holding company that was acquired by Deutsche Bank AG in 1999. Mr. Vieser holds a Bachelor’s degree in Economics from the University of Michigan and a Master’s in Business Administration from the Cox School of Business at Southern Methodist University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Jeffrey T. Lager and Michael Marquez, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jaime W. Vieser and Douglas Horlick, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Paul Grinberg, will expire at our third annual meeting of stockholders.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation/Title
Paul Grinberg	Axos Financial	Banking	Chairman
	PG Mountain Capital	Consulting	President
	MLAC II	SPAC	Executive Chairman and Chief Executive Officer
Douglas Horlick	Estancia Consulting	Consulting	Founder
	MLAC II	SPAC	Chief Financial Officer and Director
Jeffrey T. Lager	MLAC II	SPAC	Director
Michael Marquez	Morado Ventures	Venture Capital	Co-Founder/General Partner
	E12 Ventures	Venture Capital	Co-Founder/General Partner
	MLAC II	SPAC	Director
Jaime W. Vieser	Brushwood LLC	Investments	Manager
	MLAC II	SPAC	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares and private units. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them in or after this offering. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private units will be worthless.

●	Additionally, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. We refer to such transfer restrictions as the lock-up. Notwithstanding the foregoing, if (1) the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if we consummate a transaction after our initial business combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. Because each of our executive officers and directors will own ordinary shares or rights directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	In the event our sponsor or an affiliate of sponsor or certain of our officers and directors provides loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class B Common Stock
Mountain Lake Acquisition Sponsor LLC(2)	495,000	2.08%	7,137,500	(2)	99.3%
Paul Grinberg (2)	495,000	2.08%	7,137,500	(2)	99.3%
Douglas Horlick (2)	495,000	2.08%	7,137,500	(2)	99.3%
Jaime W. Vieser (3)	-	-%	-		-
Michael Marquez	-	-%	25,000		*
Jeffrey T. Lager	-	-%	25,000		*
All directors and officers as a group (5 individuals)	495,000	2.08%	7,187,500		100%
Other 5% Beneficial Owners
Magnetar Financial LLC(4)	1,900,000	7.98%			-%
Polar Asset Management Partners Inc.(5)	1,480,000	6.20%			-%
AQR Capital Management, LLC(6)	1,533,906	6.44%			-%
Tenor Capital Management Company, L.P.(7)	2,000,000	8.40%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o 930 Tahoe Blvd STE 802 PMB 45 Incline Village, NV 89451.

(2)	Represents shares held by our sponsor. Each of Mr. Grinberg, Mr. Horlick and Mr. Vieser are members of our sponsor. The shares held by our sponsor are beneficially owned by Mr. Grinberg, our Chief Executive Officer, and Mr. Horlick, our Chief Financial Officer, each managing members of our sponsor, who have voting and dispositive power over the shares held by our sponsor.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 2.

(4)	Based solely upon the Schedule 13G filed by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman on January 29, 2025.

(5)	Based solely upon the Schedule 13G/A filed by Polar Asset Management Partners Inc. on August 14, 2025.

(6)	Based solely upon the Schedule 13G/A filed by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC on May 14, 2025.

(7)	Based solely upon the Schedule 13G/A filed by Tenor Capital Management Company, L.P., Tenor Opportunity Master Fund, Ltd. And Robin Shah on February 13, 2026.

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

As more fully discussed in “Part III, Item 10-Directors, Executive Officers and Corporate Governance-Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Audit Fees. During the year ended December 31, 2025 and for the period from June 14, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $109,200 and $66,560 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from June 14, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from June 14, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from June 14, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Exhibit Number	Description
1.1	Underwriting Agreement, dated December 12, 2024, by and between the Company and BTIG, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
2.1	Business Combination Agreement, dated as of October 1, 2025, by and among SPAC, Pubco, SPAC Merger Sub, Company Merger Sub, the Company and the Seller (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of January 13, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2026)
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-281410) initially filed on August 8, 2024)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-281410) initially filed on August 8, 2024)
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-281410) initially filed on August 8, 2024)
4.4	Rights Agreement, dated December 12, 2024, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 16, 2024)

4.5	Description of the Company’s securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 19, 2025)
10.1	Letter Agreement, dated December 12, 2024, among the Company, the Sponsor and the Company’s Officers and Directors (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
10.2	Investment Management Trust Agreement, dated December 12, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
10.3	Registration Rights Agreement, dated December 12, 2024, by and among the Company, BTIG, LLC and the Initial Shareholders (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
10.4	Sponsor Private Unit Subscription Agreement, dated December 12, 2024, by and between the Company and the Sponsor (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
10.5	Representative Private Unit Subscription Agreement, dated December 12, 2024, by and between the Company and BTIG, LLC (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
10.6	Indemnity Agreements, dated December 12, 2024, by and among the Company and each of the Company’s officers and directors (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on December 16, 2024)
10.7	Sponsor Support Agreement, dated as of October 1, 2025, by and among Sponsor, SPAC and Pubco (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
10.8	Form of Sponsor Lock-Up Agreement, by and among Pubco, Sponsor, insiders and the undersigned holders thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
10.9	Form of Seller Lock-Up Agreement, by and between Pubco and the undersigned holders thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
10.10	Form of Amended and Restated Registration Rights Agreement, by and among Pubco, SPAC, Sponsor and the undersigned holders thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
10.11	Form of Company Unit Subscription Agreement, dated as of October 1, 2025, by and among SPAC, Pubco, the Company and certain undersigned subscriber thereto (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
10.12	Contribution Agreement, dated as of October 1, 2025, by and among the Seller, the Company, Pubco, Avalanche BVI and Avalanche Cayman (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
10.13	Token Sale Agreement, dated as of October 1, 2025, by and among the Company, Pubco, Avalanche BVI and Avalanche Cayman (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
19	Mountain Lake Acquisition Company Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 19, 2025)
24*	Power of Attorney (included on signature page of this annual report)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Mountain Lake Acquisition Company Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 19, 2025)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished

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

MOUNTAIN LAKE ACQUISITION CORP.

Dated: February 20, 2026	By:	/s/ Paul Grinberg
		Name:	Paul Grinberg
		Title:	Chief Executive Officer

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

Name	Position	Date

/s/ Paul Grinberg	Chief Executive Officer and Director	February 20, 2026
Paul Grinberg	(Principal executive officer)

/s/ Douglas Horlick	Chief Financial Officer	February 20, 2026
Douglas Horlick	(Principal financial and accounting officer)

/s/ Jeffrey T. Lager	Director	February 20, 2026
Jeffrey T. Lager

/s/ Michael Marquez	Director	February 20, 2026
Michael Marquez

/s/ Jaime W. Vieser	Director	February 20, 2026
Jaime W. Vieser

MOUNTAIN LAKE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Mountain Lake Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain Lake Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from June 14, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period June 14, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 16, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

New York, New York

February 20, 2026

PCAOB Number 100

MOUNTAIN LAKE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$452,680	$1,383,392
Prepaid expenses	16,840	23,669
Prepaid insurance	87,776	92,500
Total Current Assets	557,296	1,499,561

Long-term prepaid insurance	—	87,776
Cash and marketable securities held in Trust Account	241,230,572	231,643,853
TOTAL ASSETS	$241,787,868	$233,231,190

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$291,378	$7,401
Accrued offering costs	—	6,750
Due to Sponsor	688	3,183
Total Current Liabilities	292,066	17,334

Deferred underwriting fee payable	1,000,000	8,050,000
Total Liabilities	1,292,066	8,067,334

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.49 and $10.07 per share as of December 31, 2025 and 2024, respectively	241,230,572	231,643,853

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; 805,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024	81	81
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2025 and 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(735,570)	(6,480,797)
Total Shareholders’ Deficit	(734,770)	(6,479,997)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$241,787,868	$233,231,190

The accompanying notes are an integral part of these financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For Year Ended December 31,	For the Period from June 14, 2024 (inception) through December 31,
	2025	2024
General and administrative expenses	$1,304,773	$50,736
Loss from operations	(1,304,773)	(50,736)

Other income:
Interest earned on cash and marketable securities held in Trust Account	9,586,719	493,853

Net income	$8,281,946	$443,117

Weighted average shares outstanding, Class A ordinary shares	23,805,000	1,785,375
Basic net income per share, Class A ordinary shares	$0.27	$0.06
Weighted average shares outstanding, Class A ordinary shares	23,805,000	1,785,375
Diluted net income per share, Class A ordinary shares	$0.27	$0.05
Weighted average shares outstanding, Class B ordinary shares(1)	7,187,500	6,182,813
Basic net income per share, Class B ordinary shares	$0.27	$0.06
Weighted average shares outstanding, Class B ordinary shares(1)	7,187,500	6,720,313
Diluted net income per share, Class B ordinary shares	$0.27	$0.05

(1)	Excluded up to 984,375 shares subject to forfeiture for the period from June 14, 2024 (inception) through December 31, 2024, if the over-allotment option was not exercised in full or in part by the underwriters. On December 16, 2024, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering and forfeited their option to exercise the remaining over-allotment option. As such, 359,375 Founder Shares were forfeited (Note 5).

The accompanying notes are an integral part of these financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 14, 2024 (inception)	—	$—	—	$—	―	$—	$—
Issuance of Founder shares to the Sponsor (1)	—	—	7,546,875	755	24,245	—	25,000
Sale of Private Placement Units	805,000	81	—	—	8,049,919	—	8,050,000
Fair value of rights included in Public units	—	—	—	—	2,070,000	—	2,070,000
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(143,790)	—	(143,790)
Forfeiture of Founder Shares	—	—	(359,375)	(36)	36	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,000,410)	(6,923,914)	(16,924,324)
Net income	—	—	—	—	—	443,117	443,117
Balance — December 31, 2024	805,000	$81	7,187,500	$719	$—	$(6,480,797)	$(6,479,997)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(9,586,719)	(9,586,719)
Reversal of deferred underwriting fee payable	—	—	—	—	—	7,050,000	7,050,000
Net income	—	—	—	—	—	8,281,946	8,281,946
Balance — December 31, 2025	805,000	$81	7,187,500	$719	$—	$(735,570)	$(734,770)

(1)	Included up to 984,375 shares subject to forfeiture as of September 30, 2024, if the over-allotment option was not exercised in full or in part by the underwriters. On December 16, 2024, the underwriters partially exercised their over-allotment option as part of the closing of the Initial Public Offering and forfeited their option to exercise the remaining over-allotment option. As such, 359,375 Founder Shares were forfeited (Note 5).

The accompanying notes are an integral part of these financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from June 14, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income	$8,281,946	$443,117
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,533
Payment of operation costs through promissory note	—	70,488
Interest earned on cash and marketable securities held in Trust Account	(9,586,719)	(493,853)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,829	(18,440)
Long-term prepaid insurance	87,776	(87,776)
Prepaid insurance	4,724	(92,500)
Due to Sponsor	(2,495)	3,183
Accrued offering costs	(6,750)	—
Accounts payable and accrued expenses	283,977	7,401
Net cash used in operating activities	(930,712)	(159,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	8,050,000
Repayment of promissory note - related party	—	(249,828)
Payment of offering costs	—	(506,933)
Net cash provided by financing activities	—	232,693,239

Net Change in Cash	(930,712)	1,383,392
Cash – Beginning of period	1,383,392	—
Cash – End of period	$452,680	$1,383,392

Non-cash financing activities:
Reversal of deferred underwriting fee payable	$7,050,000	$—
Offering costs included in accrued offering costs	$—	$6,750
Prepaid expenses paid by Sponsor for issuance of Class B ordinary shares	$—	$25,000
Offering costs paid through promissory note – related party	$—	$174,111
Prepaid services contributed by Sponsor through promissory note - related party	$—	$5,229
Offering costs paid through prepaid expenses	$—	$16,467
Deferred underwriting fee payable	$—	$8,050,000
Forfeiture of Founder Shares	$—	$36

The accompanying notes are an integral part of these financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mountain Lake Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 14, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company (“Business Combination”). The Company may pursue an acquisition opportunity in any industry or geographic location.

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from June 14, 2024 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,354,261, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $704,261 of other offering costs. On October 1, 2025, the Company amended the Underwriting Agreement. As a result on the amendment, the Company reversed $7,050,000 deferred underwriting fee payable, resulting in a $1,000,000 outstanding balance on deferred underwriting fee payable reported on balance sheets.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $452,680 in cash and a working capital surplus of $265,230. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, as of December 31, 2025, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 16, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $452,680 and $1,383,392 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounted to $241,230,572 and $231,643,853, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Share Rights	(2,070,000)
Class A ordinary shares issuance costs	(13,210,471)
Plus:
Accretion for Class A ordinary shares to redemption amount	16,924,324
Class A ordinary shares subject to possible redemption, December 31, 2024	$231,643,853
Plus:
Accretion for Class A ordinary shares to redemption amount	9,586,719
Class A ordinary shares subject to possible redemption, December 31, 2025	$241,230,572

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 7,666,667 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the year ended December 31, 2025 and for the period from June 14, 2024 (inception) through December 31, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income ordinary share for each class of ordinary shares:

	For the Year Ended December 31,		For the Period from June 14, 2024 (inception) through December 31,
	2025		2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per share:
Numerator:
Allocation of net income	$6,361,272	$1,920,674	$99,286	$343,831
Denominator:
Weighted-average shares outstanding	23,805,000	7,187,500	1,785,375	6,182,813
Basic net income per common stock	$0.27	$0.27	$0.06	$0.06

	For the Year Ended December 31,		For the Period from June 14, 2024 (inception) through December 31,
	2025		2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per share:
Numerator:
Allocation of net income	$6,361,272	$1,920,674	$93,012	$350,105
Denominator:
Weighted-average shares outstanding	23,805,000	7,187,500	1,785,375	6,720,313
Diluted net income per common stock	$0.27	$0.27	$0.05	$0.05

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

Due to Sponsor

As of December 31, 2025 and 2024, the Company owed the Sponsor $688 and $3,183 in connection with the overfunding of the private placement, respectively, offset by the payments made on behalf of the Sponsor.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

Services Agreement

The Company agreed, commencing on the closing of Initial Public Offering through the earlier of consummation of the initial Business Combination and the liquidation, to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the year ended December 31, 2025, the Company incurred and paid an expense of $240,000 of fees for these services. For the period from June 14, 2024 (inception) through December 31, 2024, no fees were incurred for these services.

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

On October 1, 2025, the Company and representative of the underwriters thereunder (the “Representative”) amended the Underwriting Agreement, effective and conditioned upon consummation of the Business Combination, by deleting Section 1.3 of the Underwriting Agreement and replacing it with the following: “1.3 Deferred Underwriting Commission. The Representative agrees that an aggregate amount equal to one million dollars ($1,000,000) (the “Deferred Underwriting Commission”), will be deposited and held in the Trust Account and payable in cash directly from the Trust Account, without accrued interest, to the Representative for its own account upon consummation of the Company’s initial merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). In the event that the Company is unable to consummate a Business Combination and Continental, as the trustee of the Trust Account (in this context, the “Trustee”), commences liquidation of the Trust Account as provided in the Trust Agreement, the Representative agrees that: (i) the Representative shall forfeit any rights or claims to the Deferred Underwriting Commission, including any accrued interest thereon; and (ii) the Deferred Underwriting Commission, together with all other amounts on deposit in the Trust Account, shall be distributed on a pro-rata basis among the Public Shareholders. Any Deferred Underwriting Commissions shall be deemed fully earned by each Underwriter upon the payment of the purchase price for the Units purchased by such underwriter on the closing of the Offering (including payment of the purchase price of any Option Units) and will be paid only if and when the Company consummates its Business Combination.” The Company and the Representative agree that any reference in the Underwriting Agreement to the amount owed for the Deferred Underwriting Commission that is inconsistent with the provisions of Section 1.3, as amended by this Paragraph 1, shall be deemed amended to be consistent with the provisions of Section 1.3, as amended by this Paragraph 1.

The amendment of the Underwriting Agreement shall apply only in connection with the Business Combination and shall not apply in connection with any Business Combination that may be contemplated or consummated between the Company and any party other than Avalanche Treasury Company, LLC or its affiliates. The parties agree that if the Business Combination is terminated for any reason, this Letter Agreement shall be void and of no effect for all purposes. As a result on the amendment above, the Company reversed $7,050,000 deferred underwriting fee payable, resulting to $1,000,000 outstanding balance on deferred underwriting fee payable reported on balance sheets.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act which was enacted in 2017, including international tax provisions and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA, but it is not expected to have a material impact on the Company’s financial statements.

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

For further details on the Proposed Business Combination, refer to the Current Reports on Form 8-K filed by the Company with the SEC on October 7, 2025 and January 13, 2026.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 445,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 805,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At December 31, 2025, assets held in the Trust Account were comprised of $1,121 in cash and $241,229,451 in U.S. Treasury securities. During the year ended December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Gain	Fair Value
December 31, 2025	U.S. Treasury Securities (Matured on January 8, 2026)	$241,229,451	$58,588	$241,288,039

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

The Public Share Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Share Rights:

December 16, 2024 (Initial Public Offering)
Trade price of Unit	$10.94
Risk-free rate	4.17%
Market adjustment(1)	9.2%
Fair value per share right	$0.09

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded warrant prices to simulated model outputs.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	December 31,	December 31,
	2025	2024
Cash	$452,680	$1,383,392
Cash and marketable securities held in Trust Account	$241,230,572	$231,643,853

	For the Year Ended December 31,	For the Period from June 14, 2024 (inception) through December 31,
	2025	2024
General and administrative expenses	$1,304,773	$50,736
Interest earned on cash and marketable securities held in Trust Account	$9,586,719	$493,853

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

General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 13, 2026, Mountain Lake Acquisition Corp. entered into Amendment No. 1 to the Business Combination Agreement ( the “Business Combination Agreement Amendment”), effective as of October 1, 2025, which, among other things, added Astral Horizon, L.P. and certain Seller affiliates as parties to the agreement, modified the allocation and form of merger consideration, revised the parties making seller representations and warranties, and replaced Exhibit E to the Business Combination Agreement.