Form 10-Q
period 2026-03-31
Mountain Lake Acquisition Corp.
filed 2026-05-15
CIK 2029492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 23,805,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MOUNTAIN LAKE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$66,568	$452,680
Prepaid expenses	85,092	16,840
Prepaid insurance	64,651	87,776
Total Current Assets	216,311	557,296

Cash and investments held in Trust Account	243,344,159	241,230,572
TOTAL ASSETS	$243,560,470	$241,787,868

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$339,964	$291,378
Due to Sponsor	688	688
Total Current Liabilities	340,652	292,066

Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	1,340,652	1,292,066

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of approximately $10.58 and $10.49 per share as of March 31, 2026 and December 31, 2025, respectively	243,344,159	241,230,572

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; 805,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	81	81
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	719	719
Additional paid-in capital	—	—
Accumulated deficit	(1,125,141)	(735,570)
Total Shareholders’ Deficit	(1,124,341)	(734,770)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$243,560,470	$241,787,868

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$389,571	$320,783
Loss from operations	(389,571)	(320,783)

Other income:
Interest earned on cash and investments held in Trust Account	2,113,587	2,339,304

Net income	$1,724,016	$2,018,521

Weighted average shares outstanding, Class A ordinary shares	23,805,000	23,805,000
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.07
Weighted average shares outstanding, Class B ordinary shares	7,187,500	7,187,500
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	805,000	$81	7,187,500	$719	$—	$(735,570)	$(734,770)
Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(2,113,587)	(2,113,587)
Net income	—	—	—	—	—	1,724,016	1,724,016
Balance — March 31, 2026 (unaudited)	805,000	$81	7,187,500	$719	$—	$(1,125,141)	$(1,124,341)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	805,000	$81	7,187,500	$719	$—	$(6,480,797)	$(6,479,997)
Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(2,339,304)	(2,339,304)
Net income	—	—	—	—	—	2,018,521	2,018,521
Balance — March 31, 2025 (unaudited)	805,000	$81	7,187,500	$719	$—	$(6,801,580)	$(6,800,780)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,724,016	$2,018,521
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,113,587)	(2,339,304)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(68,252)	9,619
Long-term prepaid insurance	—	23,125
Prepaid insurance	23,125	—
Accrued offering costs	—	(6,750)
Accounts payable and accrued expenses	48,586	132,504
Net cash used in operating activities	(386,112)	(162,285)

Net Change in Cash	(386,112)	(162,285)
Cash – Beginning of period	452,680	1,383,392
Cash – End of period	$66,568	$1,221,107

The accompanying notes are an integral part of the unaudited condensed financial statements.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mountain Lake Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 14, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue an acquisition opportunity in any industry or geographic location.

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from June 14, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,354,261, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $704,261 of other offering costs. On October 1, 2025, the Company amended the Underwriting Agreement. As a result of the amendment, the Company reversed $7,050,000 of the deferred underwriting fee payable, resulting in a $1,000,000 deferred underwriting fee which is included in deferred underwriting fee payable on the balance sheets.

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

MARCH 31, 2026

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $66,568 in cash and a working capital deficit of $124,341. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, as of March 31, 2026, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on February 20, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $66,568 and $452,680 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $243,344,159 and $241,230,572, respectively. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$231,643,853
Plus:
Accretion of Class A ordinary shares subject to redemption to redemption amount	9,586,719
Class A ordinary shares subject to possible redemption, December 31, 2025	$241,230,572
Plus:
Accretion of Class A ordinary shares subject to redemption to redemption amount	2,113,587
Class A ordinary shares subject to possible redemption, March 31, 2026	$243,344,159

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 7,666,667 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2026 and 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	March 31,2026		March 31,2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,324,198	$399,818	$1,550,404	$468,117
Denominator:
Weighted-average shares outstanding	23,805,000	7,187,500	23,805,000	7,187,500
Basic and diluted net income per common stock	$0.06	$0.06	$0.07	$0.07

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

MARCH 31, 2026

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

Due to Sponsor

As of March 31, 2026 and December 31, 2025, the Company owed the Sponsor $688 in connection with the overfunding of the private placement, offset by the payments made on behalf of the Sponsor.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Services Agreement

The Company agreed, commencing on the closing of Initial Public Offering through the earlier of consummation of the initial Business Combination and the liquidation, to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the three months ended March 31, 2026, the Company incurred and paid $60,000 of fees for these services. For the three months ended March 31, 2025, the Company incurred $60,000 of fees for these services.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The amendment of the Underwriting Agreement shall apply only in connection with the Business Combination and shall not apply in connection with any Business Combination that may be contemplated or consummated between the Company and any party other than Avalanche Treasury Company, LLC or its affiliates. The parties agree that if the Business Combination is terminated for any reason, this Letter Agreement shall be void and of no effect for all purposes. As a result of the amendment, the Company reversed $7,050,000 of the deferred underwriting fee payable, resulting in a $1,000,000 deferred underwriting fee which is included in deferred underwriting fee payable on the balance sheets.

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Concurrently with the execution of the Business Combination Agreement, Pubco, the AT Company and the Company entered into subscription agreements (collectively, the “Company Unit Subscription Agreements”) with certain investors (the “Company Unit Investors”), pursuant to which the Company Unit Investors agreed to purchase, payable in cash or USD Coin (“USDC”), unlocked AVAX or locked AVAX, and the AT Company agreed to issue and sell, approximately $274 million worth of AT Company Class A units (the “Subscribed Units”) at a price of $10.00 per Subscribed Unit, in a private placement (the “Company Unit Subscription”), upon the terms and subject to the conditions set forth therein. At the Closing, each Subscribed Unit held by Company Unit Investors will be converted automatically into one share of Pubco Class A Stock. Pursuant to the Company Unit Subscription Agreement, Pubco agreed to use commercially reasonable efforts to cause the Pubco Class A Stock into which the Subscribed Units will be converted upon Closing to be registered with the SEC.

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

On January 13, 2026, the Company entered into Amendment No. 1 to the Business Combination Agreement (the “Business Combination Agreement Amendment”), effective as of October 1, 2025, which, among other things, added Astral Horizon, L.P. and certain Seller affiliates as parties to the agreement, modified the allocation and form of merger consideration, revised the parties making seller representations and warranties, and replaced Exhibit E to the Business Combination Agreement.

On March 17, 2026, the Company entered into Amendment No. 2 to the Business Combination Agreement, effective as of October 1, 2025, pursuant to which the parties thereto agreed to postpone the issuance by Pubco to Astral of the 2,000,000 shares of Astral Post-Closing Shares by thirty (30) calendar days, so that such issuance will occur on the thirtieth (30th) calendar day following the Closing Date, rather than on the Company Merger Effective Time (as defined therein).

For further details on the Proposed Business Combination, refer to the Current Reports on Form 8-K filed by the Company with the SEC on October 7, 2025, January 13, 2026 and March 17, 2026.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 445,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 805,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At March 31, 2026, assets held in the Trust Account were comprised of $346 in cash and $243,343,813 in U.S. Treasury securities. During the year ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

			Gross
		Amortized	Holding
	Held To Maturity	Cost	Gain	Fair Value
March 31, 2026	U.S. Treasury Securities (Matured on April 9, 2026)	$243,343,813	$14,776	$243,358,589

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

MOUNTAIN LAKE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$66,568	$452,680
Cash and investments held in Trust Account	$243,344,159	$241,230,572

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$389,571	$320,783
Interest earned on cash and investments held in Trust Account	$2,113,587	$2,339,304

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Recent Developments

Business Combination Agreement with Avalanche Treasury Co.

On October 1, 2025, we entered into the Business Combination Agreement which was further amended by the Business Combination Agreement Amendment and Business Combination Agreement Amendment No. 2. The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.” The Business Combination Agreement contemplates a business combination pursuant to which, among other things, (i) we will domesticate as a Delaware corporation and merge with and into SPAC Merger Sub, with the Company surviving as a wholly owned subsidiary of Avalanche (the “SPAC Merger”), and (ii) immediately thereafter, Company Merger Sub will merge with and into the Avalanche Company, with the Avalanche Company surviving as a wholly owned subsidiary of Avalanche (the “Company Merger,” and together with the SPAC Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). If the Business Combination Agreement is approved by our stockholders and the transactions contemplated thereby are consummated, AVAT will be the publicly traded parent company, and the Company and the Avalanche Company will survive the respective mergers as wholly owned subsidiaries of AVAT.

On January 13, 2026, the Company entered into Amendment No. 1 to the Business Combination Agreement (the “Business Combination Agreement Amendment”), effective as of October 1, 2025, which, among other things, added Astral Horizon, L.P. and certain Seller affiliates as parties to the agreement, modified the allocation and form of merger consideration, revised the parties making seller representations and warranties, and replaced Exhibit E to the Business Combination Agreement.

On March 17, 2026, the Company entered into Amendment No. 2 to the Business Combination Agreement Amendment (the “Business Combination Agreement Amendment No. 2”), effective as of October 1, 2025, pursuant to which the parties thereto agreed to postpone the issuance by Pubco to Astral of the 2,000,000 shares of Astral Post-Closing Shares by thirty (30) calendar days, so that such issuance will occur on the thirtieth (30th) calendar day following the Closing Date, rather than on the Company Merger Effective Time.

For further details on the Proposed Business Combination, refer to the Current Reports on Form 8-K filed by the Company with the SEC on October 7, 2025, January 13, 2026, and March 17, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 14, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,724,016, which consists of interest income on investments held in the Trust Account of $2,113,587, partially offset by general and administrative expenses of $389,571.

For the three months ended March 31, 2025, we had a net income of $2,018,521, which consists of interest income on investments held in the Trust Account of $2,339,304, partially offset by general and administrative expenses of $320,783.

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

For the three months ended March 31, 2026, net cash used in operating activities was $386,112. Net income of $1,724,016 was affected by interest earned on investments held in Trust of $2,113,587. Changes in operating assets and liabilities provided $3,459 of cash from operating activities.

For the three months ended March 31, 2025, net cash used in operating activities was $162,285. Net income of $2,018,521 was affected by interest earned on investments held in Trust of $2,339,304. Changes in operating assets and liabilities provided $158,498 of cash from operating activities.

At March 31, 2026, we had cash and investments held in the Trust Account of $243,344,159 (including approximately $12,194,159 of interest income and net of unrealized losses). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $66,568 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, as of March 31, 2026, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company cannot ensure that its plans to raise capital or to consummate an initial Business Combination will be successful. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 16, 2026.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Chairman and Chief Executive Officer and the President and Chief Financial Officer, a total of up to $20,000 per month for their services as executive officers and directors of the Company. For the three months ended March 31, 2026, the Company incurred and paid an expense of $60,000 of fees for these services. For the three months ended March 31, 2025, the Company incurred and paid an expense of $60,000 of fees for these services.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

We paid a total of $4,600,000 in underwriting discounts and commissions and $704,261 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions. On October 1, 2025, we amended the Underwriting Agreement such that we will only owe $1,000,000 in underwriting discounts and commissions if the Business Combination is consummated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” section above.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+†	Business Combination Agreement, dated as of October 1, 2025, by and among SPAC, Pubco, SPAC Merger Sub, Company Merger Sub, the Company and the Seller (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.1†	Sponsor Support Agreement, dated as of October 1, 2025, by and among Sponsor, SPAC and Pubco (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.2†	Form of Sponsor Lock-Up Agreement, by and among Pubco, Sponsor, insiders and the undersigned holders thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.3†	Form of Seller Lock-Up Agreement, by and between Pubco and the undersigned holders thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.4	Form of Amended and Restated Registration Rights Agreement, by and among Pubco, SPAC, Sponsor and the undersigned holders thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.5+†	Form of Company Unit Subscription Agreement, dated as of October 1, 2025, by and among SPAC, Pubco, the Company and certain undersigned subscriber thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
10.6	Amendment No. 1 to the Business Combination Agreement, dated as of January 13, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on January 13, 2026).
10.7	Amendment No. 2 to the Business Combination Agreement dated as of March 17, 2026, by and among SPAC, Pubco, SPAC Merger Sub, Company Merger Sub, the Company, the Seller, DV, DVII and Astral. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on March 17, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1†	Contribution Agreement, dated as of October 1, 2025, by and among the Seller, the Company, Pubco, Avalanche BVI and Avalanche Cayman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
99.2†	Token Sale Agreement, dated as of October 1, 2025, by and among the Company, Pubco, Avalanche BVI and Avalanche Cayman (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Mountain Lake Acquisition Corp. filed with the SEC on October 7, 2025).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN LAKE ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Paul Grinberg
	Name:	Paul Grinberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Douglas Horlick
	Name:	Douglas Horlick
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)